Form 10-K
period 1997-12-31
BANK ONE TEXAS NATIONAL ASSOCIATION
filed 1998-03-27
CIK 905604

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

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

                        Commission file number: 333-25951

                       Banc One Auto Grantor Trust 1997-A
                    -----------------------------------------
                    (Issuer with respect to the Certificates)

                              Bank One, Texas. N.A.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            United States                                      75-2270994
    --------------------------                             -----------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

          c/o Bank One, Texas, N.A., as Servicer, 150 East Campus View,
                      Attn: John Jaeger, Columbus, OH 43235
               -------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (614) 248-3718
                                                     --------------
Securities Registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities Registered pursuant to Section 12(g) of the Act:  None
                                                             ----
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

================================================================================

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




                             Exhibit Index on Page 9
                               Page 2 of 13 Pages.

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


                                     PART I
Item 1.        Business
               --------

               Omitted.

Item 2.        Properties
               ----------

               The property of Banc One Auto Grantor Trust 1997-A (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as Servicer (the "Servicer"), during the year ended December 31, 1997 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

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

               The records of DTC indicate that, at December 31, 1997, there were: (i) thirty-four (34) DTC Participants holding a position in the 6.27% Class A Asset Backed Certificates, Series 1997-A; and
               (ii) three (3) DTC Participant holding a position in the 6.40% Class B Asset Backed Certificates, Series 1997-A. There is no established public market in which the Certificates are traded.

Item 6.        Selected Financial Data.
               ------------------------

               Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
               -----------------------------------------------------------

               Omitted.

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

               Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               -----------------------------------------------------------

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

               Omitted.

Item 11.       Executive Compensation
               ----------------------

               Omitted.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

               At December 31, 1997, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1997, there were seven (7) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                            Amount and Nature of
                  Name and Address of       Beneficial Ownership      Percent
Title of Class    Beneficial Owners              $(000's)             of Class
--------------    -----------------              --------             --------

6.27% Class A     Boston Safe Deposit               $81,470             10.95%
Asset Backed      and Trust Company
Certificates      c/o Mellon Bank N.A.
Series 1997-A     Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

                  Bankers Trust Company/            $83,500             11.22%
                  First Union Cap.
                  Mkt. Clearance
                  Dealer Clearance
                  16th Wall Street, 5th Floor
                  New York, NY 10005

                  Chase Manhattan Bank             $266,400             35.79%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY 10004

                  SSB - Custodian                  $117,350             15.77%
                  Global Corp. Action Dept.
                  JAB5W
                  P.O. Box 1631
                  Boston, MA 02105-1631

6.40% Class B     Bank of New York (The)            $15,000             26.78%
Asset Backed      925 Patterson Plank Road
Certificates      Secaucus, NJ  07094
Series 1997-A

                  Boston Safe Deposit               $11,020             19.67%
                  and Trust Company
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

                  Chase Manhattan Bank              $30,000             53.55%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, NY 10004


Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

               None.


                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------

        (b)    Reports on Form 8-K

               (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities:

                       Dated:                     For the monthly periods ended:
                       ------                     ------------------------------

                       July 21, 1997              June 30, 1997
                       August 20, 1997            July 31, 1997
                       September 22, 1997         August 31, 1997
                       October 17, 1997           September 30, 1997
                       November 20, 1997          October 31, 1997
                       December 22, 1997          November 30, 1997
                       January 20, 1998           December 31, 1997

        (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

               99.1     Annual Servicer's Certificate

               99.2     Annual Statement

               99.3 Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1998

                                     Banc One Auto Grantor Trust 1997-A

                                     By:   Bank One, Texas, N.A., as Servicer,
                                           on behalf of the Trust

                                     By:    /s/ John Jaeger
                                            ---------------------------------
                                     Name:  John Jaeger
                                     Title: Assistant Vice President


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX OF EXHIBITS


Exhibit                       Description                                Page
-------                       -----------                                ----

99.1           Annual Servicer's Certificate                              10

99.2           Annual Statement                                           11

99.3           Independent Accountants' Report of                        12-13
               Coopers & Lybrand L.L.P. on Management's
               Assertions