Form 10-K
period 2000-12-31
BANK ONE AUTO GRANTOR TRUST 1997-A
filed 2001-03-23
CIK 905604

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _______________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number: 333-25951

                       Banc One Auto Grantor Trust 1997-A
                       ----------------------------------
                    (Issuer with respect to the Certificates)

                         Bank One, National Association
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                   United States                            36-0899825
                   -------------                           -----------
           (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)             Identification No.)

           One Bank One Plaza, Suite 0126, Chicago, Illinois 60670
           -------------------------------------------------------
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (312) 732-4000
                                                    ---------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---
         The Issuer has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

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

On February 8, 2001, Bank One, Texas, N.A. ("Bank One Texas") was merged with and into Bank One, National Association, a national association headquartered in Chicago, Illinois ("Bank One"). Bank One is the successor by merger to Bank One Texas under the terms of the Pooling and Servicing Agreement dated as of May 31, 1997 (the "Pooling and Servicing Agreement") between Bank One Texas and Bankers Trust Company as Trustee (the "Trustee") for the Banc One Auto Grantor Trust 1997-A (the "Trust"). Pursuant to an Assumption Agreement (the "Assumption Agreement") dated as of February 8, 2001 by and between Bank One Texas and Bank One, Bank One assumed all the liabilities and obligations of Bank One Texas under the Pooling and Servicing Agreement.

                                    PART I

Item 1.    Business
           --------

           Omitted.

Item 2.    Properties
           ----------

           The property of the Trust consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One Texas as Servicer (the "Servicer"), during the year ended December 31, 2000 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit
           99.2 hereto.

Item 3.    Legal Proceedings
           ------------------

           Nothing to report.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           No matters were submitted to a vote of security holders during 2000.


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           -----------------------------------------------------

           Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC. The records of DTC indicate that, at December 31, 2000, there were: (i) thirty-one (31) DTC Participants holding a position in the 6.27% Class A Asset Backed Certificates, Series 1997-A; and (ii) three (3) DTC Participants holding a position in the 6.40% Class B Asset Backed Certificates, Series 1997-A. There is no established public market in which the Certificates are traded.

Item 6.    Selected Financial Data
           -----------------------

           Omitted.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------


           Omitted.

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

           Omitted.

Item 11.   Executive Compensation
           ----------------------

           Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          At December 31, 2000, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 2000, there were seven (7) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                          Amount and Nature of
                       Name and Address of                     Beneficial
Title of Class         Beneficial Owner                    Ownership $(000's)        Percent of Class
---------------        ---------------                     ------------------        ----------------
6.27% Class A          Bank to of New York (The)                 $98,330                   13.21%
Asset Backed           925 Patterson Plank Road
Certificates,          Secaucus, NJ 07094
Series 1997-A


                       Boston Safe Deposit and Trust             $79,427                   10.67%
                       Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank Center
                       Room 153-3015
                       Pittsburgh, PA 15259

                       Chase Manhattan Bank                     $248,040                   33.33%
                       4 New York Plaza
                       New York, NY 10004

                       SSB-Bank Portfolio                        $49,330                    6.63%
                       1776 Heritage Dr.
                       Global Corp. Action Unit JAB 5NW
                       No. Quincy, MA 02171



                       State Street Bank and Trust              $125,640                   16.88%
                       Company
                       1776 Heritage Dr.
                       Global Corp. Action Unit JAB 5NW
                       No. Quincy, MA 02171

6.40% Class B        Bank of New York (The)             $30,520        54.48%
Asset Backed         925 Patterson Plank Road
Certificates,        Secaucus, NJ  07094
Series 1997-A

                     SSB - Bank Portfolio               $25,000        44.63%
                     1776 Heritage Dr.
                     Global Corp. Action Unit JAB 5NW
                     No. Quincy, MA 02171


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

           None.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

      (b)  Reports on Form 8-K

           (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities:

                Dated:                        Items Reported:
                -----                         --------------

                February 22, 2000             5 and 7
                March 20, 2000                5 and 7
                April 20, 2000                5 and 7
                May 22, 2000                  5 and 7
                June 20, 2000                 5 and 7
                July 20, 2000                 5 and 7
                August 21, 2000               5 and 7
                September 20, 2000            5 and 7
                October 20, 2000              5 and 7
                November 20, 2000             5 and 7
                December 20, 2000             5 and 7
                January 22, 2001              5 and 7

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


Date:  March 23, 2001

                                   Banc One Auto Grantor Trust 1997-A

                                   By:    Bank One, National Association, as
                                          Servicer, on behalf of the Trust

                                   By:    /s/Tracie H. Klein
                                          -----------------------------------
                                   Name:  Tracie H. Klein
                                   Title: Vice President


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

                               INDEX OF EXHIBITS


Exhibit           Description                                Page
-------           -----------                                ----

99.1              Annual Servicer's Certificate                 8

99.2              Annual Statement                              9

99.3              Independent Accountants' Report of        10-11
                  Arthur Andersen LLP on Management's
                  Assertions